Form 10-K
period 2004-12-31
First Franklin Mortgage Loan Trust 2004-FF10 Asset-Backed Certificates, Series 2004-FF10
filed 2005-03-29
CIK 1306555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                       Commission File Number  333-108551-12
                                                               ---------------

                        ASSET BACKED FUNDING CORPORATION
                  First Franklin Mortgage Loan Trust 2004-FF10
                   Asset Backed Certificates, Series 2004-FF10
             (Exact name of registrant as specified in its charter)


         New York                                   34-2024539, 34-2024525
 (State or other jurisdiction of              (IRS Employer Identification Nos.)
     incorporation)

c/o Asset Backed Funding Corporation
214 North Tryon Street
Charlotte, North Carolina                                   28255
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (704) 386-2400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.

     Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.

                          Introductory Note

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.



PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to the Company, the Servicer or the Trustee, as relates to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote or consent of Holders of the Certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There  is  currently  no   established   public   trading  market  for  the
certificates issued by the Trust.

     As of December 31, 2004 the total number of holders with respect to each class of certificates is set forth below:

        A-1         11
        A-2         27
        A-3         6
        M-1         2
        M-2         3
        M-3         2
        M-4         2
        M-5         1
        M-7F        1
        M-6         1
        M-7A        1


Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         Not Applicable.

Item 14. Principal Accounting Fees and Services

         Not Applicable.

PART IV


Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this report:

        4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on November 2, 2004).

        31.1     Rule 13a-14(a)/15d-14(a) Certification.

        99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2004.

        99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2004.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    First Franklin Mortgage Loan Trust 2004-FF10
                    Asset Backed Certificates, Series 2004-FF10

               By:  Asset Backed Funding Corporation, as Depositor

               By:  /s/ Daniel B. Goodwin
                    ------------------------
             Name:  Daniel B. Goodwin
            Title:  President
             Date:  March 29, 2005

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

                                  Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on November 2, 2004).

31.1   Rule 13a-14(a)/15d-14(a) Certification.

99.1 Annual Independent Public Accountant's Servicing Report with Management Assertion concerning servicing activities for the year ended December 31, 2004.

99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2004.

                                  EXHIBIT 31.1
                    Rule 13a-14(a)/15d-14(a) Certification
                            ------------------------


                                 CERTIFICATION


                  FIRST FRANKLIN MORTGAGE LOAN TRUST 2004-FF10,
                   ASSET-BACKED CERTIFICATES, SERIES 2004-FF10

     I, Daniel B. Goodwin, the President of Asset Backed Funding Corporation, certify that:

1. I have reviewed this annual report on Form 10-K, and all monthly current reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of the ABFC 2004-FF10 Trust formed pursuant to the Pooling and Servicing Agreement, dated as of October 1, 2004 (the "Agreement"), among Asset Backed Funding Corporation, as depositor, Countrywide Home Loans Servicing LP, as servicer (the "Servicer") and JPMorgan Chase Bank, N.A., as trustee the "Trustee");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Agreement for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the Trustee in accordance with the terms of the Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Agreement; and

5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Countrywide Home Loans Servicing LP and JPMorgan Chase Bank, N.A.


                        By:  /s/ Daniel B. Goodwin
                             -----------------------
                      Name:  Daniel B. Goodwin
                     Title:  President
                      Date:  March 29, 2005

                                  EXHIBIT 99.1
             Annual Independent Public Accountant's Servicing Report
                            with Management Assertion
                            -----------------------



KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA  90071


                        Independent Accountants' Report

Board of Directors
Countrywide Financial Corporation:

We have examined the accompanying management's assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company' compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for year ended December 31, 2004 is fairly stated, in all material respects.

By:  /s/ KPMG LLP
---------------------------
March 17, 2005

                                                Countrywide Home Loans

                             Management's Assertion

March 17, 2005

As  of  and  for  the  year  ended  December  31,  2004,  Countrywide  Financial
Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsididary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors ad omissions policy in the amount of $200 million and $100 million, respectively.

Sincerely,

/s/ Thomas K. McLaughlin
------------------------------
Executive  Managing Director and
Chief Financial Officer

/s/ Kevin Meyers
------------------------------
Kevin Meyers
Managing Director, Chief Financial Officer
Loan Administration

                                  EXHIBIT 99.2
                   Servicer's Annual Statement as to Compliance
                            -----------------------


                                   Countrywide
                               400 Countrywide Way
                       Simi Valley, California 93065-6298


     I, Joseph M. Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans Servicing, LP (the "Servicer").
 I further certify, with respect to the agreements listed on Exhibit I hereto (the "Agreements"), the following:

     I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2004 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

Dated:  March 22, 2005

                                                COUNTRYWIDE HOME LOANS
                                                  SERVICING LP,
                                                  as Servicer

                                                By: /s/ Joseph Candelario
                                                ----------------------------
                                                Joseph Candelario
                                                First Vice President


Exhibit I

                 PARTIES                                DATE OF AGREEMENT

Asset Back Funding Corporation, Countrywide Home         As of July 1, 2004
Loans Servicing, LP and JPMorgan Chase Bank, N.A.

Asset Back Funding Corporation, Countrywide Home         As of October 1, 2004
Loans Servicing, LP and JPMorgan Chase Bank, N.A.

Banc of America, N.A., as assignee of Banc of America    As of April 1, 2003,
Mortgage Capital Corporation, and Countrywide Home          as amended
Loans, Inc.